Form 10-K
period 2005-12-31
HarborView Mortgage Loan Trust 2005-15
filed 2006-03-28
CIK 1343136

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-127352


        Greenwich Capital Acceptance, Inc.

     (Exact name of registrant as specified in its charter)


  Delaware
   (State or other jurisdiction of                   (I.R.S Employer
   incorporation or organization)                    Identification No.)



  600 Steamboat Road
   Greenwich, CT                               06830
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (203) 625-2700

        Harborview Mortgage Loan Trust
        Mortgage Loan Pass-Through Certificates
        Series 2005-15

  (Title of each class of securities covered by this form)


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 28.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) GMAC Mortgage Corp, as Servicer <F1>
      b) Washington Mutual Bank, as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) GMAC Mortgage Corp, as Servicer <F1>
      b) Washington Mutual Bank, as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) GMAC Mortgage Corp, as Servicer <F1>
      b) Washington Mutual Bank, as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



          Greenwich Capital Acceptance, Inc.
           (Registrant)


  Signed: Wells Fargo Bank, N.A. as Master Servicer

  By:     Diane Courtney, Vice President

  By: /s/ Diane Courtney, Vice President

  Dated:  March 28, 2006


  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Diane Courtney, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Harborview Mortgage Loan Trust Mortgage Loan Pass-Through
     Certificates, Series 2005-15 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     GMAC Mortgage Corp as Servicer and Washington Mutual Bank as Servicer.

     Date: March 28, 2006

     /s/ Diane Courtney
     Signature

     Vice President
     Title


  EX-99.1 (a)
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000



Report of Independent Accountants




To the Board of Directors and Stockholder of GMAC Mortgage Corporation:

We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 included in the accompanying management assertion (see Exhibit
I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was performed in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP


March 21, 2006


(page)


Exhibit I


(logo)GMAC Mortgage



Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 21, 2006



As of and for the year ended December 31, 2005, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $350,000,000 and $100,000,000 respectively.



/s/ Jim Hillsman
Jim Hillsman
Chief Operating Officer
GMAC Residential Holding Corp

/s/ Dave Bricker
Dave Bricker
Chief Financial Officer
GMAC Residential Holding Corp

/s/ Tony Renzi
Tony Renzi
Executive Vice President,
National Servicing Administration
GMAC Residential Holding Corp





  EX-99.1 (b)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
Washington Mutual Bank and Subsidiaries

We have examined management's assertion that Washington Mutual Bank and Subsidiaries (the "Company") has complied as of and for the year ended December 31, 2005, with its established minimum servicing standards described in the accompanying Management's Assertion, dated March 10, 2006. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board, and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects based on the criteria set forth in Appendix I.

/s/ Deloitte & Touche LLP
March 10, 2006


(page)

Washington Mutual

MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2005, Washington Mutual Bank and Subsidiaries (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards for single family residential mortgages as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond in the amount of $110 million, and errors and omissions policy in the amount of $20 million.


By: /s/ Steve Rotella
Steve Rotella
President and Chief Operating Officer

By: /s/ David Schneider
David Schneider
Executive Vice President
Home Loans

By: /s/ John Berens
John Berens
Senior Vice President
Home Loans - Loan Servicing

March 10, 2006


1201 3rd Avenue
Seattle, WA 98101



(page)


WASHINGTON MUTUAL BANK AND SUBSIDIARIES

APPENDIX I: MINIMUM SERVICING STANDARDS FOR SINGLE FAMILY RESIDENTIAL MORTGAGES AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF
AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS


I. CUSTODIAL BANK ACCOUNTS

 1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

    * be mathematically accurate

    * be prepared within forty-five (45) calendar days after the cutoff date

    * be reviewed and approved by someone other than the person who prepared the reconciliation

    * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

 2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

 3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

 4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

 1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

 2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

 3. Mortgage payments shall be allocated to principal, interest, insurance, taxes, or other escrow items in accordance with the mortgagor's loan documents.

 4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

 1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.


-3-


(page)


 2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

 3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

 4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

 5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

 6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

 1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

 1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

 2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

 3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

 4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

 1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans, including, for example, phone calls, letters, and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

 1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


-4-





  EX-99.2 (a)
Exhibit 1


(logo)GMAC Mortgage



Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 21, 2006



As of and for the year ended December 31, 2005, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $350,000,000 and $100,000,000 respectively.



/s/ Jim Hillsman
Jim Hillsman
Chief Operating Officer
GMAC Residential Holding Corp

/s/ Dave Bricker
Dave Bricker
Chief Financial Officer
GMAC Residential Holding Corp

/s/ Tony Renzi
Tony Renzi
Executive Vice President,
National Servicing Administration
GMAC Residential Holding Corp





  EX-99.2 (b)
Washington Mutual

MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2005, Washington Mutual Bank and Subsidiaries (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards for single family residential mortgages as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond in the amount of $110 million, and errors and omissions policy in the amount of $20 million.


By: /s/ Steve Rotella
Steve Rotella
President and Chief Operating Officer

By: /s/ David Schneider
David Schneider
Executive Vice President
Home Loans

By: /s/ John Berens
John Berens
Senior Vice President
Home Loans - Loan Servicing

March 10, 2006


1201 3rd Avenue
Seattle, WA 98101


(page)


WASHINGTON MUTUAL BANK AND SUBSIDIARIES

APPENDIX I: MINIMUM SERVICING STANDARDS FOR SINGLE FAMILY RESIDENTIAL MORTGAGES AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF
AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS


I. CUSTODIAL BANK ACCOUNTS

 1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

    * be mathematically accurate

    * be prepared within forty-five (45) calendar days after the cutoff date

    * be reviewed and approved by someone other than the person who prepared the reconciliation

    * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

 2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

 3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

 4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

 1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

 2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

 3. Mortgage payments shall be allocated to principal, interest, insurance, taxes, or other escrow items in accordance with the mortgagor's loan documents.

 4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

 1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.


-3-


(page)


 2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

 3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

 4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

 5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

 6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

 1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

 1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

 2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

 3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

 4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

 1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans, including, for example, phone calls, letters, and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

 1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


-4-





  EX-99.3 (a)
(logo) GMAC Mortgage


February 28, 2006


WELLS FARGO BANK
SERVICER OVERSIGHT GROUP
9062 ANNAPOLIS ROAD
COLUMBIA, MD 21045



Re: Annual Officers Statement of Compliance
Year Ending 2005
Wells Fargo Bank / Master Servicer



GMAC Mortgage Corporation ("GMACM") hereby certifies to the best of our knowledge and belief for the deals noted on the attached Exhibit A, that for the calendar year 2005:

GMAC Mortgage Corporation ("GMACM") hereby certifies to the best of our knowledge and belief, that for the calendar year 2005:

1. A review of the activities of the Seller/Servicer and of performance according to the Seller/Servicer contract has been made under such Officer's supervision.
2. To the best of the undersigned Officer's knowledge, and based on such review, the Seller/Servicer has fulfilled all its obligations under this Agreement for such year.
3. GMACM is currently an approved FNMA and FHLMC Servicer in good standing.
4. If applicable, GMACM has filed the information returns with respect to the receipt of mortgage interest pursuant to Sections 6050H, 6050J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.
5. All hazard, flood, FHA mortgage insurance and primary mortgage insurance premiums, taxes, ground rents, assessments and other lienable items have been paid in connection with the mortgaged properties.
6. All property inspections have been completed as required.
7. Compliance relative to Adjustable Rate Mortgages has been met.
8. Fidelity Bond and Errors and Omissions Insurance coverage is current, in full force and effect.




Servicer: GMAC Mortgage Corporation

By:/s/Michael Kacergis

Name: Michael Kacergis

Title: Manager
Enterprise Risk Management
Enterprise Servicing Group Risk and Compliance


GMAC Mortgage Corporation
500 Enterprise Road
Horsham, PA 19044



(page)


Exhibit A

ARM05011        HBV05006        MAL05005        MSS05002
BSA05AC3        HBV05007        MAL05006        MST05001
BSA05AC5        HBV05011        MAM05001        MST05002
BSA05AC7        HBV05015        MAM05001        NACO5AP1
BSLO5002        MAB05AB1        MAM05002        NACO5AP2
BSLO5003        MAL05001        MAM05003        NACO5AP3
BSLO5004        MAL05001        MAM05006        NACO5AR3
BSLO5005        MAL05002        MAM05006        NACO5AR4
BST05011        MAL05002        MAM05007        NACO5AR5
CSF05003        MAL05003        MAM05008        NACO5AR6
CSF05004        MAL05003        MAM05008        NACO5SO2
GSAA05009       MAL05004        MSM05008SL      NACO5SO3
GSP05AR3        MAL05004        MSM059AR        NACO5SO4
GSP05AR7        MAL05005        MSS05001        PRM05004
HBV05004                                        SAM05AR1





  EX-99.3 (b)
OFFICER'S CERTIFICATE
ANNUAL STATEMENT OF COMPLIANCE


Reference is hereby made to Harborview Mortgage Loan Trust 2005-15 Mortgage Loan Pass-Through Certificates, Series 2005-15 (the "Securitizations"). Washington Mutual Bank, FA (the "Servicer") services mortgage loans in connection with the Securitization (the "Mortgage Loans") pursuant to the terms of that certain Amended and Restated Servicing Agreement, dated as of June 1, 2004 between Washington Mutual Bank, FA (the "Servicer") and Banc of America Mortgage Capital Corporation and Bank of America, National Association (as from time to time amended or replaced by a reconstituted servicing or other successor servicing agreement, the "Servicing Agreement").

I, Henry J. Berens, an authorized officer of the Servicer, certify for the benefit of the Master Servicer and the Trustee with respect to the calendar year immediately preceding the date of this Officer's Certificate (the "Relevant Year"), as follows:

1. A review of the activities of the Servicer during the Relevant Year and of performance under the Servicing Agreement has been made under my supervision;


2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement in all material respects throughout the Relevant Year;

DATED as of March 15, 2006.





/s/Henry J Berens
Name: Henry. J. Berens





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   1-A1A                            882,668.16            897,354.17                 0.00             143,568,645.83
   1-A1B                            220,663.98            224,335.44                 0.00              35,891,664.56
   2-A1A1                         1,067,002.40          3,653,142.40                 0.00             171,835,857.60
   2-A1A2                           656,017.39          2,004,399.84                 0.00              94,282,600.17
   2-A1B                            702,612.86          2,357,309.27                 0.00             110,882,690.73
   2-A1C                            426,265.98          1,414,385.56                 0.00              66,529,614.44
   3-A1A1                           848,500.70            968,173.32                 0.00              99,031,826.68
   3-A1A2                           271,323.26            430,198.13                 0.00              44,003,801.87
   3-A1B                            375,836.02            582,656.39                 0.00              59,598,343.61
   3-A1C                            228,005.31            349,588.02                 0.00              35,758,411.98
   AR                                    48.44                100.00                 0.00                       0.00
   AR-II                                  0.00                  0.00                 0.00                       0.00
   B-1                              106,317.07                890.57                 0.00              16,127,109.43
   B-10                              47,858.93                323.80                 0.00               5,863,676.20
   B-11                             111,673.57                755.56                 0.00              13,682,244.44
   B-12                              51,858.56                350.79                 0.00               6,353,710.88
   B-2                               97,257.34                809.57                 0.00              14,660,190.43
   B-3                               69,215.69                566.66                 0.00              10,261,433.34
   B-4                               52,392.06                404.76                 0.00               7,329,595.24
   B-5                               53,410.09                404.76                 0.00               7,329,595.24
   B-6                               44,194.03                323.80                 0.00               5,863,676.20
   B-7                               54,890.61                377.81                 0.00               6,841,622.19
   B-8                               39,885.17                269.86                 0.00               4,886,730.14
   B-9                               31,911.40                215.91                 0.00               3,909,784.09
   ES                               510,226.57                  0.00                 0.00                       0.00
   PO-1                                   0.00                  0.00                 0.00                      40.00
   PO-2                                   0.00                  0.00                 0.00                      40.00
   PO-3A                                  0.00                  0.00                 0.00                  33,818.71
   PO-3B                                  0.00                  0.00                 0.00                  47,582.55
   PO-B                                   0.00                  0.00                 0.00                   9,626.24
   P-1                               29,578.33                  0.00                 0.00                       0.00
   P-2                               25,626.68                  0.00                 0.00                       0.00
   P-3                               12,728.71                  0.00                 0.00                       0.00
   X-1                              653,848.77                  0.00                 0.00             179,460,350.40
   X-2                            1,293,562.57                  0.00                 0.00             443,530,802.94
   X-3A                              93,894.44                  0.00                 0.00              99,065,645.39
   X-3B                             467,360.47                  0.00                 0.00             139,408,140.01
   X-B                              205,480.72                  0.00                 0.00             103,118,994.07